Form 10-Q
period 2002-03-31
VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VENTURE INDUSTRIES CORP; VENTURE EUROPE INC; VENTURE EU CORP; VEMCO INC /MI/; EXPERIENCE MANAGEMENT LLC; VENTURE HOLDINGS CO LLC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO
filed 2002-05-15
CIK 916106, 916107, 916105, 1089451, 1089450, 916104, 1089452, 1088341, 916109, 916112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                       Commission File Number: 333-82617



                                                        VENTURE HOLDINGS COMPANY LLC
     Michigan                                                                                                      38-3470015
                                                                VEMCO, INC.
     Michigan                                                                                                      38-2737797
                                                       VENTURE INDUSTRIES CORPORATION
     Michigan                                                                                                      38-2034680
                                                   VENTURE MOLD & ENGINEERING CORPORATION
     Michigan                                                                                                      38-2556799
                                                          VENTURE LEASING COMPANY
     Michigan                                                                                                      38-2777356
                                                            VEMCO LEASING, INC.
     Michigan                                                                                                      38-2777324
                                                        VENTURE HOLDINGS CORPORATION
     Michigan                                                                                                      38-2793543
                                                          VENTURE SERVICE COMPANY
     Michigan                                                                                                      38-3024165
                                                         EXPERIENCE MANAGEMENT, LLC
     Michigan                                                                                                      38-3382308
                                                            VENTURE EUROPE, INC.
     Michigan                                                                                                      38-3464213
                                                           VENTURE EU CORPORATION
     Michigan                                                                                                      38-3470019

  (State or other                                    (Exact name of registrant as
  jurisdiction of                                      specified in its charter)                                (I.R.S. Employer
  incorporation or                                                                                               Identification
   organization)                                                                                                     Number)

                              33662 James J. Pompo
                             Fraser, Michigan 48026
    (Address, including zip code of registrants' principal executive offices)

               Registrants' telephone number, including area code:
                                 (810) 294-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

                                TABLE OF CONTENTS


          PART I.       FINANCIAL INFORMATION (UNAUDITED)                                 PAGE #
          -------                                                                         ------
           Item 1.      Financial Statements

                        Consolidated Balance Sheets as of March 31, 2002,
                        December 31, 2001 and March 31, 2001                                  3

                        Consolidated Statements of Income and Comprehensive Income
                        for the Three Months Ended March 31, 2002 and 2001                    4

                        Consolidated Statements of Changes in Member's Equity
                        for the Three Months Ended March 31, 2002 and 2001                    4

                        Consolidated Statements of Cash Flows for the Three Months
                        Ended March 31, 2002 and 2001                                         5

                        Notes to Consolidated Financial Statements                            6

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                 23

           Item 3.      Quantitative and Qualitative Disclosures About Market Risk            28


  PART II.          OTHER INFORMATION



           Item 6.      Exhibits and Reports on Form 8-K                                      29

           Signature                                                                          29


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)


                                                                                           MARCH 31,                     MARCH 31,
                                                                                             2002       DECEMBER 31,       2001
                                                                                          (UNAUDITED)       2001        (UNAUDITED)
                                                                                          -----------    -----------    -----------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                         $     5,896    $         2    $     2,168

        Accounts receivable, net, includes related party receivables of $15,370,
           $9,992 and $57,672 at March 31, 2002, December 31, 2001 and March 31,
           2001, respectively (Note 5)                                                        302,513        266,232        292,505

        Inventories, including progress payments to a related party of
           $41,239, $47,400, and $9,900 at March 31, 2002, December 31, 2001
           and March 31, 2001, respectively (Note 2)                                          204,198        192,804        196,109


        Investments (Note 4)                                                                       --             --          2,627

        Prepaid and other current assets, including prepayments to a related party of $23,900 at March 31, 2002 and December 31, 2001,
           respectively                                                                        86,711         87,846         42,591
                                                                                          -----------    -----------    -----------
                 Total current assets                                                         599,318        546,884        536,000


Property, Plant and Equipment, Net                                                            538,297        542,915        533,799


Goodwill, Net                                                                                 106,755        106,068        114,816


Intangible Assets, Net                                                                         25,173         21,247          3,767


Other Assets, includes related party receivables of $31,703,at
   March 31, 2002 and December 31, 2001 and 33,560 at March 31, 2001 (Note 5)                 122,629        128,490        147,295

Deferred Tax Assets                                                                            67,662         70,527         60,669
                                                                                          -----------    -----------    -----------
Total Assets                                                                              $ 1,459,834    $ 1,416,131    $ 1,396,346
                                                                                          ===========    ===========    ===========


LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                                  $   300,674    $   261,613    $   242,473
        Accrued interest                                                                       14,924         12,948         18,266

        Accrued expenses                                                                      110,839         99,993        112,649

        Current portion of long term debt (Note 3)                                             47,393         30,813         26,547
                                                                                          -----------    -----------    -----------

                 Total current liabilities                                                    473,830        405,367        399,935


Pension Liabilities & Other                                                                    45,927         44,115         42,168


Deferred Tax Liabilities                                                                       32,566         33,379         38,368


Long Term Debt (Note 3)                                                                       830,046        862,961        855,809
                                                                                          -----------    -----------    -----------
        Total liabilities                                                                   1,382,369      1,345,822      1,336,280


Commitments and Contingencies                                                                      --             --             --

Member's Equity:
        Member's equity                                                                        82,597         73,425         67,147

        Accumulated other comprehensive loss - cumulative
          translation adjustments                                                              (5,132)        (3,116)        (7,081)
                                                                                          -----------    -----------    -----------
Member's Equity                                                                                77,465         70,309         60,066
                                                                                          -----------    -----------    -----------
Total Liabilities and Member's Equity                                                     $ 1,459,834    $ 1,416,131    $ 1,396,346
                                                                                          ===========    ===========    ===========


See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS  AND COMPREHENSIVE INCOME (Unaudited)
-------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                         2002           2001
                                                      ---------       ---------
NET SALES                                             $ 462,151       $ 486,054

COST OF PRODUCT SOLD                                    394,020         419,425
                                                      ---------       ---------

GROSS PROFIT                                             68,131          66,629

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                                 31,419          28,242
                                                      ---------       ---------

INCOME FROM OPERATIONS                                   36,712          38,387

INTEREST EXPENSE (Note 4)                                21,225          26,757

OTHER EXPENSE (INCOME) (Note 4)                           1,164          21,048
                                                      ---------       ---------

INCOME (LOSS) BEFORE TAXES                               14,323          (9,418)

TAX PROVISION (BENEFIT)                                   5,030          (4,674)

MINORITY INTEREST                                           120             349
                                                      ---------       ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                         9,173          (5,093)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                         --            (182)
                                                      ---------       ---------

NET  INCOME  (LOSS)                                       9,173          (5,275)

OTHER COMPREHENSIVE LOSS -
  Cumulative translation adjustments                     (2,017)         (1,696)
                                                      ---------       ---------

COMPREHENSIVE  INCOME (LOSS)                          $   7,156       $  (6,971)
                                                      =========       =========



CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
-------------------------------------------------------------------------------
 (Dollars in Thousands)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
MEMBER'S EQUITY, BEGINNING
 OF PERIOD                                           $ 70,309          $ 67,037

COMPREHENSIVE LOSS:

     NET INCOME (LOSS)                                  9,173            (5,275)

     OTHER COMPREHENSIVE LOSS                          (2,017)           (1,696)
                                                     --------          --------

COMPREHENSIVE LOSS                                      7,156            (6,971)
                                                     --------          --------

MEMBER'S EQUITY, END
 OF PERIOD                                           $ 77,465          $ 60,066
                                                     ========          ========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               2002        2001
                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income (loss)                                                      $  9,173    $ (5,275)

     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                        22,785      23,254
          Unrealized loss on currency exchange                                  2,784      20,529
          Unrealized (gain) on investments                                         --        (292)
          Loss from the disposal of fixed assets                                   --         229
          Change in accounts receivable                                       (36,281)        567
          Change in inventories                                               (11,394)     10,513
          Change in prepaid and other current assets                            1,135       3,342
          Change in other assets                                               (3,418)      3,993
          Change in accounts payable                                           39,061     (15,176)
          Change in accrued expenses                                           12,823      (4,381)
          Change in other liabilities                                           1,811      (9,202)
          Change in deferred taxes                                              2,050      (9,127)
                                                                             --------    --------
          Net cash provided by operating activities                            40,529      18,974

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                (19,942)    (22,244)
          Proceeds from sale of fixed assets                                       --          27
                                                                             --------    --------
          Net cash used in investing activities                               (19,942)    (22,217)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under revolving credit agreement             (12,588)      9,494
     Net proceeds from the issuance of debt                                     3,073
     Principal payments on debt                                                (6,820)     (4,124)
                                                                             --------    --------
          Net cash (used in) provided by  financing activities                (16,335)      5,370

          Effect of exchange rate changes on cash and cash equivalents          1,642        (900)

          NET INCREASE  IN CASH                                                 5,894       1,227

CASH AT BEGINNING OF PERIOD                                                         2         941
                                                                             --------    --------
CASH AT END OF PERIOD                                                        $  5,896    $  2,168
                                                                             ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the period for interest                                $ 17,978    $ 22,551
                                                                             ========    ========

     Cash paid during the period for taxes                                   $    857    $    816
                                                                             ========    ========


See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
-------------------------------------------------------------------------------


1. FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Company LLC (hereinafter referred to as "Venture") and all of Venture's domestic and foreign subsidiaries that are wholly-owned or majority-owned (collectively referred to as the "Company"). The Company's investment in a less than majority-owned business is accounted for under the equity method. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. INVENTORIES

    Inventories included the following (in thousands):


                                        MARCH 31,  DECEMBER 31, MARCH 31,
                                          2002        2001        2001
                                        --------    --------    --------
Raw materials                           $ 54,943    $ 52,839    $ 50,728
Work-in-process - manufactured parts      16,977      16,729      14,288
Work-in-process - tools and molds        111,784     103,698     113,197
Finished goods                            20,495      19,538      17,896
                                        --------    --------    --------
Total                                   $204,198    $192,804    $196,109
                                        ========    ========    ========

    Included in work-in-process tools and molds are progress payments of $41.2, $47.4 and $9.9 million for the periods ended March 31, 2002 December 31, 2001 and March 31, 2001, respectively. These amounts were progress payments on tooling being built by a related party, See Note 5.

3. DEBT

    Debt consisted of the following (in thousands):


                                                                  MARCH 31,  DECEMBER 31,  MARCH 31,
                                                                    2002        2001        2001
                                                                  --------    --------    --------
Credit agreement
  Term loan A, with interest of 5.3%, Due 2004                    $ 47,025    $ 51,150    $ 62,775
  Term loan B, with interest of 6.05%, Due 2005                    194,500     195,000     196,500
  Revolving credit outstanding, with interest of between 4.9%,
    And 6.0%Due 2004                                               129,746     142,334     125,617
Bank debt payable with interest from 0.0% to 8.63%,
    Due 2004                                                        28,109      20,828      12,425
Senior notes payable, Due 2005
    With interest at 9.5%                                          205,000     205,000     205,000
Senior notes payable, Due 2007
    With interest at 11.0%                                         125,000     125,000     125,000
Senior subordinated notes payable, Due 2009
    With interest at 12.0%                                         125,000     125,000     125,000
Capital leases with interest from 3.95%
    to 10.85%                                                       22,869      29,167      29,382
Installment notes payable with
    Interest from 7.9%                                                 190         295         657
                                                                  --------    --------    --------
        Total                                                     $877,439    $893,774    $882,356
Less current portion of debt                                        47,393      30,813      26,547
                                                                  --------    --------    --------
Total                                                              830,046     862,961     855,809
                                                                  ========    ========    ========

    The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of March 31, 2002, the Company could have borrowed an additional $41.3 million under the revolving credit facility.

    The Company's credit agreement, and documents governing the Company's 9 1/2% unsecured senior notes due 2005 (the "1997 Senior Notes"), 11% unsecured senior notes (the "1999 Senior Notes"), and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, net related party receivables, distributions, leases, and liens on assets. The Company's debt obligations also contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. The credit agreement was amended for the third time on March 29, 2002 to extend the requirement for the issuance of the $125.0 million of securities until June 30, 2003. As part of this amendment, the Company is also subject to a new financial covenant limiting net related party receivables to $65.0 million as of December 31, 2001 and requires further reduction over the next several years to a maximum of $35.0 million by December 31, 2003 and any time thereafter. At December 31, 2002, the net related party receivables balance must not exceed $55.0 million. As of March 31, 2002, the Company was in compliance with all debt covenants.

4.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    At various times, the Company may be a party to various derivative contracts entered into in connection with the management of the Company's exposure to fluctuations in foreign exchange rates and interest rates. The primary classes of derivatives used are foreign exchange forward contracts and interest rate swaps. Those instruments involve, to varying degrees, market risk as the instruments are subject to rate and price fluctuations. Derivative transactions are used to hedge underlying business exposures. Market risk in these instruments is offset by opposite movements in the underlying exposure. Cash receipts or payments on these contracts normally occur at maturity or, for interest rate swap agreements, at periodic contractually defined intervals. Gains and losses from interest rate swaps and options that are designated, and are effective, as hedges of underlying debt obligations are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated hedge contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Derivative instruments that do not qualify for hedge accounting treatment are marked to market and the related gains and losses are included in net income.

    The Company had entered into an interest rate swap agreement with a notional value of $30 million for 2001 to mitigate the risk associated with changing interest rates on certain floating rate debt. This interest rate swap agreement was accounted for using settlement accounting. The Company recorded a $0.3 million unrealized loss on this agreement for the three months ended March 31, 2001, of which $0.2 million was recorded as a cumulative change in accounting principle and $0.1 million was reported in other income as a result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company had no hedging agreements in place during the first quarter of 2002.

    In July 2000, the Company paid $14.9 million to terminate the interest portion of its cross currency swap agreements. This amount was capitalized and is being amortized over the original terms of the cross currency swap agreements. During each of the first quarters of fiscal years 2001 and 2002, interest expense includes $1.3 million of this non-cash deferred interest asset amortization.

5.  RELATED PARTY TRANSACTIONS

    Venture Holdings Trust (the "Trust") is the sole member of Venture. The Company has entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of the Company are made available to certain of these entities for services such as design, model and tool building. Since the Trust is the sole member of Venture, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons.

    The Company provides, or arranges for others to provide, certain related parties with various administrative and professional services, including employee group insurance and benefit coverage, property and other insurance, financial and cash management and administrative services such as data processing. The related parties are charged fees and premiums for these services. Administrative services were allocated to the entity for which they were incurred and certain entities were charged a management fee. In connection with the above cash management services, the Company pays the administrative and operating expenses on behalf of certain related parties and charges them for the amounts paid which results in receivables from these related parties.

    These related party transactions resulted in the following accounts receivable balances in the Company's consolidated balance sheets (in thousands):


                          MARCH 31,  DECEMBER 31, MARCH 31,
                            2002        2001        2001
                          --------    --------    --------
Amounts receivable          66,147    $ 57,742    $113,563

Amounts payable             19,074      16,047      22,331
                          --------    --------    --------

Net amounts receivable    $ 47,073    $ 41,695    $ 91,232
                          ========    ========    ========


    Of the above totals, $31.7 million at March 31, 2002 and December 31, 2001 and $33.6 million at March 31, 2001, were classified as other assets.

    These related party transactions also resulted in the following asset balances in the Company's consolidated balance sheets (in thousands):


                                              MARCH 31,   DECEMBER 31,   MARCH 31,
                                                 2002         2001         2001
                                                -------      -------      -------
Prepaid Assets                                  $23,900      $23,900      $

Tooling progress payment in inventory            41,239       47,400        9,900

Deposits, Net of impairment charge of $14
    million at December 31, 2001                 12,000       12,000       26,000


    These amounts are generally from entities wholly owned by the sole beneficiary of the Trust and management believes that the amounts are fully recoverable. The recoverability of certain amounts is dependent upon the Company providing future business to those related entities.

6. SEGMENT REPORTING

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has one reportable segment - "Automotive".

    FASB statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires enterprise wide disclosures by geographic area. The following table presents net sales and long-lived assets by geographic area as of and for the three months ended March 31 (in thousands):



                           NET SALES                   LONG-LIVED ASSETS
                   -------------------------       -------------------------
                     2002            2001            2002            2001
                   ---------       ---------       ---------       ---------
UNITED STATES      $ 192,047       $ 129,722       $ 581,088       $ 594,991
FOREIGN              316,799         357,295         519,731         481,658
ELIMINATIONS         (46,695)           (963)       (240,303)       (216,303)
                   ---------       ---------       ---------       ---------
      TOTAL          462,151         486,054         860,516         860,346
                   =========       =========       =========       =========




7.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    Venture, as the successor to Venture Holdings Trust, and certain of its 100%-owned, domestic subsidiaries are jointly and severally liable for the 1997 Senior Notes issued on July 9, 1997. On May 27, 1999, certain 100%-owned, domestic subsidiaries of Venture became guarantors of the 1997 Senior Notes. These guarantees are full and unconditional, joint and several. Venture issued the 1999 Notes on May 27, 1999 in connection with the Peguform Acquisition, as a result of which Venture acquired certain additional foreign subsidiaries. The 1999 Notes are guaranteed by each of Venture's 100%-owned, domestic subsidiaries. The guarantees of these 100%-owned, domestic subsidiaries are full and unconditional, joint and several.

    The principal elimination entries in the condensed consolidating financial information set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

    1997 SENIOR NOTES:

    The following condensed consolidating financial information presents:

    (1) Condensed consolidating financial statements as of March 31, 2002, December 31, 2001 and March 31, 2001 and for the three month periods ended March 31, 2002 and 2001, of (a) Venture, as a co-issuer of the 1997 Senior Notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

    (2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.

    CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
    AS OF MARCH 31, 2002
-------------------------------------------------------------------------------
     (DOLLARS IN THOUSANDS)


                                                              OTHER        GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                               VENTURE       ISSUERS      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                             -----------   -----------    -----------    -----------    -----------    -----------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents              $      --   $       370    $      (434)   $     5,960      $      --    $     5,896
        Accounts receivable, net                      --       129,360             50        173,103             --        302,513
        Inventories                                   --        81,610             --        122,588             --        204,198
        Prepaid and other current assets              --        31,718             --         54,993             --         86,711
                                             -----------   -----------    -----------    -----------    -----------    -----------
                 Total current assets                          243,058           (384)       356,644             --        599,318

Property, Plant and Equipment, Net                    --       186,681              4        351,612             --        538,297
Goodwill, Net                                                   46,362                        60,393                       106,755
Intangible Assets, Net                                --         8,893             --         16,280             --         25,173
Other Assets                                       5,966        86,987             --         29,676             --        122,629
Deferred Tax Asset                                    --         5,892             --         61,770             --         67,662
Net Investment in and advances to (from)
  subsidiaries & affiliates                      931,434      (505,815)       108,623       (293,939)      (240,303)            --
                                             -----------   -----------    -----------    -----------    -----------    -----------

Total Assets                                 $   937,400   $    72,058    $   108,243    $   582,436    $  (240,303)   $ 1,459,834
                                             ===========   ===========    ===========    ===========    ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                       $      --   $    67,568    $        --    $   233,106      $      --    $   300,674
        Accrued interest                          14,539            --             --            385             --         14,924
        Accrued expenses                              --         9,816          2,585         98,438             --        110,839
        Current  portion of long term debt        25,998            --             --         21,395             --         47,393
                                             -----------   -----------    -----------    -----------    -----------    -----------

              Total current liabilities           40,537        77,384          2,585        353,324             --        473,830

Pension Liabilities & Other                           --         5,579             --         40,348             --         45,927
Deferred Tax Liabilities                              --         9,860             --         22,706             --         32,566
Long Term Debt                                   800,273           420             --         29,353             --        830,046
                                             -----------   -----------    -----------    -----------    -----------    -----------
        Total liabilities                        840,810        93,243          2,585        445,731             --      1,382,369

Commitments and Contingencies                         --            --             --             --             --             --

Member's Equity:
        Member's equity                           96,590       (21,029)       105,658        141,681       (240,303)        82,597
        Accumulated other comprehensive
         loss-cumulative translation
         adjustments                                  --          (156)            --         (4,976)            --         (5,132)
                                             -----------   -----------    -----------    -----------    -----------    -----------
Member's Equity                                   96,590       (21,185)       105,658        136,705        240,303         77,465
                                             -----------   -----------    -----------    -----------    -----------    -----------

Total Liabilities and Member's  Equity       $   937,400   $    72,058    $   108,243    $   582,436    $   240,303    $ 1,459,834
                                             ===========   ===========    ===========    ===========    ===========    ===========


    CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
    FOR THE THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------
     (DOLLARS IN THOUSANDS)


                                                         OTHER        GUARANTOR   NONGUARANTOR                  CONSOLIDATED
                                         VENTURE        ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS       TOTAL
                                        ---------      ---------      ---------     ---------      ---------      ---------
NET SALES                               $      --      $ 160,302      $  31,745     $ 316,799      $ (46,695)     $ 462,151
COST OF PRODUCT SOLD                           --        138,353         30,836       271,526        (46,695)       394,020
                                        ---------      ---------      ---------     ---------      ---------      ---------
     GROSS PROFIT                              --         21,949            909        45,273             --         68,131

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                      --          5,812            388        25,219             --         31,419
                                                       ---------      ---------     ---------                     ---------
      INCOME FROM OPERATIONS                   --         16,137            521        20,054             --         36,712

INTEREST EXPENSE                           18,303           (228)            --         3,150             --         21,225
INTERCOMPANY INTEREST ALLOCATION               --             --         (6,986)        6,986             --             --
OTHER (INCOME) EXPENSE                    (18,441)         8,316          5,747         5,542             --          1,164
                                        ---------      ---------      ---------     ---------      ---------      ---------
       INCOME (LOSS) BEFORE TAXES             138          8,049          1,760         4,376             --         14,323

TAX PROVISION                                  --             85             --         4,945             --          5,030
MINORITY INTEREST                              --             --             --           120             --            120
                                        ---------      ---------      ---------     ---------      ---------      ---------
      NET INCOME (LOSS) BEFORE
        CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE               138          7,964          1,760          (689)            --          9,173
                                        ---------      ---------      ---------     ---------      ---------      ---------
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                         --             --             --            --             --
                                        ---------      ---------      ---------     ---------      ---------      ---------
        NET INCOME (LOSS)               $     138      $   7,964      $   1,760     $    (689)        $   --      $   9,173
                                        =========      =========      =========     =========      =========      =========


    CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
    FOR THE THREE MONTHS ENDED MARCH 31, 2002
--------------------------------------------------------------------------------
    (DOLLARS IN THOUSANDS)


                                                                      OTHER     GUARANTOR    NONGUARANTOR               CONSOLIDATED
                                                         VENTURE     ISSUERS   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                         -------     -------   ------------  ------------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $    138     $  7,964     $  1,760     $   (689)    $     --    $  9,173
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                          1,271       10,483            1       11,030           --      22,785
    Unrealized (gain) loss on currency exchange             (878)        (414)       6,456       (2,380)          --       2.784
    Change in accounts receivable                             --      (18,013)          12      (18,280)          --     (36,281)
    Change in inventories                                     --        5,433           --      (16,827)          --     (11,394)
    Change in prepaid and other current assets                --       (1,645)         145        2,635           --       1,135
    Change in other assets                                    --        1,204           --       (4,622)          --      (3,418)
    Change in accounts payable                                --       21,834         (226)      17,453           --      39,061
    Change in accrued expenses                             1,920         (544)       1,456        9,991           --      12,823
    Change in other liabilities                               --           20           --        1,791           --       1,811
    Change in deferred taxes                                  --          710           --        1,340           --       2,050
                                                        --------     --------     --------     --------     --------    --------
    Net cash provided by (used in) operating
     Activities                                            2,451       27,032        9,604        1,442           --      40,529

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        --       (5,438)          --      (14,504)          --     (19,942)
  Net activity in investments in and advances to (from)
    Subsidiaries and affiliates                           13,883      (16,990)      (3,241)       6,348           --          --
  Proceeds from sale of fixed assets                          --           --           --           --           --          --
                                                        --------     --------     --------     --------     --------    --------
  Net cash (used in) provided by investing activities     13,883      (22,428)      (3,241)      (8,156)          --     (19,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit
   Agreement                                             (12,588)          --           --           --           --     (12,588)
  Net proceeds from issuance of debt                          --           --           --        3,073                    3,073
  Principal payments on debt                              (4,625)        (217)          --       (1,978)          --      (6,820)
                                                        --------     --------     --------     --------     --------    --------
  Net cash provided by (used in)
   Financing activities                                  (17,213)        (217)          --        1,095           --     (16,335)

Effect of exchange rate changes on cash and cash
 Equivalents                                                (879)      13,915        7,142      (16,377)          --       1,642

     NET INCREASE IN CASH                                     --       (4,085)        (779)      10,758           --       5,894

CASH AT BEGINNING OF PERIOD                             $     --     $ (4,454)    $   (343)    $  4,799     $     --    $      2
                                                        --------     --------     --------     --------     --------    --------
CASH AT END OF PERIOD                                   $     --     $ (8,539)    $ (1,122)    $ 15,557     $     --    $  5,896
                                                        ========     ========     ========     ========     ========    ========


    CONDENSED CONSOLIDATING BALANCE SHEET
    AS OF DECEMBER 31, 2001
-------------------------------------------------------------------------------
     (DOLLARS IN THOUSANDS)


                                                             OTHER        GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                              VENTURE       ISSUERS      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                            -----------   -----------    -----------    -----------    -----------    -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents               $        --   $    (4,454)   $      (343)   $     4,799     $       --    $         2
    Accounts receivable, net                         --       111,347             62        187,823             --        266,232
    Inventories                                      --        87,043             --        105,761             --        192,804
    Investments                                      --            --             --             --             --             --
    Prepaid and other current assets                 --         5,295            145         57,623             --         87,846
                                            -----------   -----------    -----------    -----------    -----------    -----------
             Total current assets                    --       224,014           (136)       323,006             --        546,884

Property, Plant and Equipment, Net                   --       189,120              6        353,789             --        542,915
Goodwill, Net                                                  46,362                        59,706                       106,068
Intangible Assets, Net                               --         8,084             --         13,163             --         21,247
Other Assets                                      7,237        91,626             --         29,627             --        128,490
Deferred Tax Assets                                  --         6,861             --         63,666             --         70,527
Net Investment in and advances to (from)
  Subsidiaries & affiliates                     945,317      (522,805)       105,382       (287,591)      (240,303)            --
                                            -----------   -----------    -----------    -----------    -----------    -----------

Total Assets                                $   952,554   $    43,262    $   105,252    $   555,366    $  (240,303)   $ 1,416,131
                                            ===========   ===========    ===========    ===========    ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                          $      --   $    45,734    $       226    $   215,653    $        --    $   261,613
    Accrued interest                             12,619            --             --            329             --         12,948
    Accrued expenses                                 --        10,362          1,128         88,503             --         99,993
    Current portion of long term debt            20,604            --             --         10,209             --         30,813
                                            -----------   -----------    -----------    -----------    -----------    -----------
             Total current liabilities           33,223        56,096          1,354        314,694             --        405,367



Pension Liabilities & Other                          --         5,559             --         38,556             --         44,115
Deferred Tax Liabilities                             --        10,119             --         23,260             --         33,379
Long Term Debt                                  822,880           637             --         39,444             --        862,961
                                            -----------   -----------    -----------    -----------    -----------    -----------
        Total liabilities                       856,103        72,411          1,354        415,954             --      1,345,822

Commitments and Contingencies                        --            --             --             --             --             --

Member's Equity:
    Member's equity                              96,451       (28,993)       103,898        142,372       (240,303)        73,425
    Accumulated other comprehensive loss-
      Minimum pension liability in excess
      of Unrecognized prior service cost,
      net of tax                                     --          (156)                                                       (156)

    Accumulated other comprehensive loss-
      cumulative translation adjustments             --            --             --         (2,960)            --         (2,960)
                                            -----------   -----------    -----------    -----------    -----------    -----------


Member's Equity                                  96,451       (29,149)       103,898        139,412       (240,303)        70,309
                                            -----------   -----------    -----------    -----------    -----------    -----------

Total Liabilities and Member's Equity       $   952,554   $    43,262    $   105,252    $   555,356    $  (240,303)   $ 1,416,131
                                            ===========   ===========    ===========    ===========    ===========    ===========


CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF MARCH 31, 2001
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                          OTHER         GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                         VENTURE         ISSUERS       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                       -----------     -----------     -----------    -----------     -----------     -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents            $      --     $        99         $    --    $     2,069       $      --     $     2,168
    Accounts receivable, net                    --         152,838              74        139,593              --         292,505
    Inventories                                 --          69,337              --        126,772              --         196,109
    Investments                               (317)             --              --          2,944              --           2,627
    Prepaid and other current assets            --           5,970              --         36,621              --          42,591
                                       -----------     -----------     -----------    -----------     -----------     -----------
             Total current assets             (317)        228,244              74        307,999              --         536,000


Property, Plant and Equipment, Net              --         191,659               9        342,131              --         533,799
Goodwill, Net                                               47,778                         67,038                         114,816
Intangible Assets, Net                          --                              --          3,767              --           3,767
Other Assets                                11,120         115,949              --         20,226              --         147,295
Deferred Tax Asset                              --          12,173              --         48,496              --          60,669
Net Investment in and advances to
  (from)subsidiaries & affiliates          923,139        (533,816)         60,614       (233,634)       (216,303)             --
                                       -----------     -----------     -----------    -----------     -----------     -----------

Total Assets                           $   933,942     $    61,987     $    60,697    $   556,023     $  (216,303)    $ 1,396,346
                                       ===========     ===========     ===========    ===========     ===========     ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                     $      --     $    59,913     $       560    $   182,000       $      --     $   242,473
    Accrued interest                        18,057              --              --            209              --          18,266
    Accrued expenses                            --           8,645           2,858        101,146              --         112,649
    Current portion of long term debt       18,619              --              --          7,928              --          26,547
                                       -----------     -----------     -----------    -----------     -----------     -----------
             Total current liabilities
                                            36,676          68,558           3,418        291,283              --         399,935

Pension Liabilities & Other -                   --           4,599              --         37,569              --          42,168
Deferred Tax Liabilities                        --          11,946              --         26,422              --          38,368
Long Term Debt                             821,273           1,253              --         33,283              --         855,809
                                       -----------     -----------     -----------    -----------     -----------     -----------
       Total liabilities                   857,949          86,356           3,418        388,557              --       1,336,280

Commitments and Contingencies                   --              --              --             --              --              --

Member's Equity:
    Member's equity                         75,993         (24,369)         57,279        174,547        (216,303)         67,147
    Accumulated other comprehensive
    loss-cumulative translation
    adjustments                                 --              --              --         (7,081)             --          (7,081)
                                       -----------     -----------     -----------    -----------     -----------     -----------

Member's Equity                             75,993         (24,369)         57,279        167,466        (216,303)         60,066
                                       -----------     -----------     -----------    -----------     -----------     -----------

Total Liabilities and Member's Equity  $   933,942     $    61,987     $    60,697    $   556,023     $  (216,303)    $ 1,396,346
                                       ===========     ===========     ===========    ===========     ===========     ===========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)


                                                                OTHER        GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                VENTURE        ISSUERS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                               ---------      ---------      ---------      ---------      ---------      ---------
NET SALES                                      $      --      $  96,979      $  32,743      $ 357,295      $    (963)     $ 486,054
COST OF PRODUCT SOLD                                  --         80,667         31,964        307,757           (963)       419,425
                                               ---------      ---------      ---------      ---------      ---------      ---------
     GROSS PROFIT                                     --         16,312            779         49,538             --         66,629

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                             --         11,068            216         16,958             --         28,242
                                                      --             --             --             --             --             --
                                               ---------      ---------      ---------      ---------      ---------      ---------
      INCOME FROM OPERATIONS                          --          5,244            563         32,580             --         38,387

INTEREST EXPENSE                                  24,557             28             --          2,172             --         26,757
INTERCOMPANY INTEREST ALLOCATION                 (23,286)        14,617         (6,975)        15,644             --             --
OTHER (INCOME) EXPENSE                            (4,847)         2,857         (8,604)        31,642             --         21,048
                                               ---------      ---------      ---------      ---------      ---------      ---------
       INCOME (LOSS) BEFORE TAXES                  3,576        (12,258)        16,142        (16,878)            --         (9,418)

TAX BENEFIT                                           --           (576)            --         (4,098)            --         (4,674)
MINORITY INTEREST                                     --             --             --            349             --            349
                                               ---------      ---------      ---------      ---------      ---------      ---------
      NET INCOME (LOSS) BEFORE
        CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE                    3,576        (11,682)        16,142        (13,129)            --         (5,093)
                                               ---------      ---------      ---------      ---------      ---------      ---------
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                              (182)            --             --             --             --           (182)
                                               ---------      ---------      ---------      ---------      ---------      ---------
        NET INCOME (LOSS)                      $   3,394      $ (11,682)     $  16,142      $ (13,129)     $      --      $  (5,275)
                                               =========      =========      =========      =========      =========      =========



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                   OTHER      GUARANTOR     NONGUARANTOR               CONSOLIDATED
                                                    VENTURE       ISSUERS    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                    --------      --------      --------      --------      -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $  3,394      $(11,682)     $ 16,142      $(13,129)     $   --      $ (5,275)
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
      Depreciation and amortization                    1,271         9,690            --        12,293           --       23,254
      Unrealized (gain) loss on currency
        exchange                                      (3,395)        2,684       (11,009)       32,249           --       20,529
      Unrealized gain on investments                    (292)           --            --            --           --         (292)
      Loss from the  disposal of fixed assets             --            --            --           229           --          229
      Change in accounts receivable                       --        (6,529)           43         7,053           --          567
      Change in inventories                               --          (872)           --        11,385           --       10,513
      Change in prepaid and other current assets          --          (675)          319         3,698           --        3,342
      Change in other assets                              --          (417)           --         4,410           --        3,993
      Change in accounts payable                          --        (7,649)         (649)       (6,878)          --      (15,176)
      Change in accrued expenses                       2,763           451           909        (8,504)          --       (4,381)
      Change in pension liabilities                       --        (1,183)           --        (8,019)          --       (9,202)
      and other
      Change in deferred taxes                            --          (554)           --        (8,573)          --       (9,127)
                                                    --------      --------      --------      --------      -------     --------
      Net cash provided by (used in)
       operating activities                            3,741       (16,736)        5,755        26,214           --       18,974


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   --        (7,904)           --       (14,340)          --      (22,244)
   Net activity in investments in and
    advances to (from) Subsidiaries
    and affiliates                                   (10,931)       27,664       (16,764)           31           --           --
   Proceeds from sale of fixed assets                     --            --            --            27           --           27
                                                    --------      --------      --------      --------      -------     --------
   Net cash (used in) provided by investing
    activities                                       (10,931)       19,760       (16,764)      (14,282)          --      (22,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit
      agreement                                        7,670            --            --         1,824           --        9,494
   Principal payments on debt                         (3,875)         (249)           --            --           --       (4,124)
                                                    --------      --------      --------      --------      -------     --------
   Net cash provided by (used in)
     Financing activities                              3,795          (249)           --         1,824           --        5,370

Effect of exchange rate changes on cash and
  cash Equivalents                                     3,395        (2,676)       11,009       (12,628)          --         (900)

         NET INCREASE IN CASH
                                                          --            99            --         1,128           --        1,227
CASH AT BEGINNING OF PERIOD
CASH AT END OF PERIOD                               $     --      $     --      $     --      $    941      $    --     $    941
                                                    --------      --------      --------      --------      -------     --------
CASH AT END OF PERIOD                               $     --      $     99      $             $  2,069      $    --     $  2,168
                                                    ========      ========      ========      ========      =======     ========
                                                    $     --      $     58      $             $  2,514      $    --     $  2,572
                                                    ========      ========      ========      ========      =======     ========


1999 NOTES:

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of March 31, 2002, December 31, 2001, and March 31, 2001 and for the three month periods ended March 31, 2002 and 2001, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF MARCH 31, 2002
-------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)


                                                                      GUARANTOR      NONGUARANTOR                       CONSOLIDATED
                                                       VENTURE      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS          TOTAL
                                                     -----------     -----------      -----------      -----------      -----------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                      $      --     $       (64)     $     5,960        $      --      $     5,896
        Accounts receivable, net                              --         129,410          173,103               --          302,513
        Inventories                                           --          81,610          122,588               --          204,198
        Prepaid and other current assets                      --          31,718           54,993               --           86,711
                                                     -----------     -----------      -----------      -----------      -----------
            Total current assets                                         242,674          356,644               --          599,318

 Property, Plant and Equipment, Net                           --         186,685          351,612               --          538,297
 Goodwill, Net                                                            46,362           60,393                           106,755
 Intangible Assets, Net                                       --           8,893           16,280               --           25,173
 Other Assets                                              5,966          86,987           29,676               --          122,629
 Deferred Tax Asset                                           --           5,892           61,770               --           67,662
 Net Investment in and advances to (from)
  subsidiaries & affiliates                              931,434        (397,192)        (293,939)        (240,303)              --
                                                     -----------     -----------      -----------      -----------      -----------
Total Assets                                         $   937,400     $   180,301      $   582,436      $  (240,303)     $ 1,459,834
                                                     ===========     ===========      ===========      ===========      ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                               $      --     $    67,568      $   233,106        $      --      $   300,674
        Accrued interest                                  14,539              --              385               --           14,924
        Accrued expenses                                      --          12,401           98,438               --          110,839
        Current portion of long term debt                 25,998              --           21,395               --           47,393
                                                     -----------     -----------      -----------      -----------      -----------
                 Total current liabilities                                79,969          353,324               --          473,830


Pension Liabilities & Other                                   --           5,579           40,348               --           45,927
Deferred Tax Liabilities                                      --           9,860           22,706               --           32,566
Long Term Debt                                           800,273             420           29,353               --          830,046
                                                     -----------     -----------      -----------      -----------      -----------
        Total liabilities                                840,810          95,828          445,731               --        1,382,369

Commitments and Contingencies                                 --              --               --               --               --

Member's Equity:
        Member's equity                                   96,590          84,629          141,681         (240,303)          82,597
        Accumulated other comprehensive
        loss-cumulative translation
        adjustments                                           --            (156)          (4,976)              --           (5,132)
                                                     -----------     -----------      -----------      -----------      -----------
Member's Equity                                           96,590          84,473          136,705          240,303           77,465
                                                     -----------     -----------      -----------      -----------      -----------
Total Liabilities and Member's Equity                $   937,400     $   180,301      $   582,436      $   240,303      $ 1,459,834
                                                     ===========     ===========      ===========      ===========      ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                         GUARANTOR       NONGUARANTOR                   CONSOLIDATED
                                                           VENTURE      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                          ---------       ---------       ---------       ---------       ---------
NET SALES                                                 $      --       $ 192,047       $ 316,799       $ (46,695)      $ 462,151
COST OF PRODUCT SOLD                                             --         169,189        (271,526)        (46,695)       (394,020)
                                                          ---------       ---------       ---------       ---------       ---------
     GROSS PROFIT                                                --          22,858          45,273              --          68,131

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                                        --           6,200          25,219              --          31,419
                                                          ---------       ---------       ---------       ---------       ---------
     INCOME FROM OPERATIONS                                      --          16,658          20,054              --          36,712


INTEREST EXPENSE                                             18,303            (228)          3,150              --          21,225

INTERCOMPANY INTEREST ALLOCATION                                 --          (6,986)          6,986              --              --
OTHER (INCOME) EXPENSE                                      (18,441)         14,063           5,542              --           1,164
                                                          ---------       ---------       ---------       ---------       ---------
     INCOME (LOSS) BEFORE TAXES                                 138           9,809           4,376              --          14,323

TAX BENEFIT                                                      --              85           4,945              --           5,030
MINORITY INTEREST                                                --              --             120              --             120
                                                          ---------       ---------       ---------       ---------       ---------
     NET INCOME (LOSS) BEFORE CUMULATIVE                        138           9,724            (689)                          9,173

     EFFECT OF CHANGE IN
          ACCOUNTING PRINCIPLE                                                                                   --

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                             --              --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
     NET INCOME (LOSS)                                    $     138       $   9,724       $    (689)         $   --       $   9,173
                                                          =========       =========       =========       =========       =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                              GUARANTOR     NONGUARANTOR                CONSOLIDATED
                                                                VENTURE      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                                --------       --------       --------       --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $    138       $  9,724       $   (689)      $     --      $  9,173
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
         Depreciation and amortization                             1,271         10,484         11,030             --        22,785
         Unrealized (gain) loss on currency exchange                (878)         6,042         (2,380)            --         2.784
         Loss from the disposal of fixed assets                       --             --             --             --            --
         Change in accounts receivable                                --        (18,001)       (18,280)            --       (36,281)
         Change in inventories                                        --          5,433        (16,827)            --       (11,394)
         Change in prepaid and other current assets                   --         (1,500)         2,635             --         1,135
         Change in other assets                                       --          1,204         (4,622)            --        (3,418)
         Change in accounts payable                                   --         21,608         17,453             --        39,061
         Change in accrued expenses                                1,920            912          9,991             --        12,823
         Change in other liabilities                                  --             20          1,791             --         1,811
         Change in deferred taxes                                     --            710          1,340             --         2,050
                                                                --------       --------       --------       --------      --------
Net cash provided by (used in) operating activities
                                                                   2,451         36,636          1,442             --        40,529
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             --         (5,438)       (14,504)            --       (19,942)
     Net activity in investments in and advances to
    (from)subsidiaries and affiliates                             13,883        (20,231)         6,348             --            --

     Proceeds from sale of fixed assets                               --             --             --             --            --
                                                                --------       --------       --------       --------      --------
     Net cash (used in) provided by
     investing activities                                         13,883        (25,669)        (8,156)            --       (19,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
        Agreement                                                (12,588)            --             --             --       (12,588)
     Net proceeds from issuance of debt                               --                         3,073                        3,073
     Principal payments on debt                                   (4,625)          (217)        (1,978)            --        (6,820)
                                                                --------       --------       --------       --------      --------
     Net cash provided by (used in) financing
       activities                                                (17,213)          (217)         1,095             --       (16,335)



     Effect of exchange rate changes on cash and
      cash Equivalents                                               879        (15,614)        16,377             --         1,642


         NET INCREASE IN CASH                                         --         (4,864)        10,758             --         5,894

CASH AT BEGINNING OF PERIOD                                     $     --       $ (4,797)      $  4,799       $     --      $      2
                                                                --------       --------       --------       --------      --------
CASH AT END OF PERIOD                                           $     --       $ (9,661)      $ 15,557       $     --      $  5,896
                                                                ========       ========       ========       ========      ========

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2001
-----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                         GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                                           VENTURE      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                         -----------    -----------     -----------     -----------     -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $      --    $    (4,797)    $     4,799      $       --     $         2
    Accounts receivable, net                                      --        111,409         187,823              --         266,232
    Inventories                                                   --         87,043         105,761              --         192,804
    Investments                                                   --             --              --              --              --
    Prepaid and other current assets                              --         30,223          57,623              --          87,846
                                                         -----------    -----------     -----------     -----------     -----------
             Total current assets                                 --        223,878         323,006              --         546,884

Property, Plant and Equipment, Net                                --        189,126         353,789              --         542,915
Goodwill, Net                                                                46,362          59,706                         106,068
Intangible Assets, Net                                            --          8,084          13,163              --          21,247
Other Assets                                                   7,237         91,626          29,627              --         128,490
Deferred Tax Assets                                               --          6,861          63,666              --          70,527
Net Investment in and advances to (from)
  subsidiaries & affiliates                                  945,317       (417,423)       (287,591)       (240,303)             --
                                                         -----------    -----------     -----------     -----------     -----------
Total Assets                                             $   952,554    $   148,514     $   555,366     $  (240,303)    $ 1,416,131
                                                         ===========    ===========     ===========     ===========     ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                                       $      --    $    45,696     $   215,653      $       --     $   261,613
    Accrued interest                                          12,619             --             329              --          12,948
    Accrued expenses                                              --         11,490          88,503              --          99,993
    Current portion of long term debt                         20,604             --          10,209              --          30,813
                                                         -----------    -----------     -----------     -----------     -----------
             Total current liabilities                        33,223         57,450         314,694              --         405,367


Pension Liabilities & Other                                       --          5,559          38,556              --          44,115
Deferred Tax Liabilities                                          --         10,119          23,260              --          33,379
Long Term Debt                                               822,880            637          39,444              --         862,961
                                                         -----------    -----------     -----------     -----------     -----------
    Total liabilities                                        856,103         73,765         415,954              --       1,345,822

Commitments and Contingencies                                     --             --              --              --              --

Member's Equity:
    Member's equity                                           96,451         74,905         142,372        (240,303)         73,425
    Accumulated other comprehensive
     income-minimum pension liability in
     excess of unrecognized prior
     service cost, net of tax                                     --           (156)             --              --            (156)
    Accumulated other comprehensive
     income-cumulative translation adjustments                    --             --          (2,960)             --          (2,960)
                                                         -----------    -----------     -----------     -----------     -----------
Member's Equity                                               96,451         74,749         139,412        (240,303)         70,309
                                                         -----------    -----------     -----------     -----------     -----------
Total Liabilities and  Member's Equity                   $   952,554    $   148,514     $   555,356     $  (240,303)    $ 1,416,131
                                                         ===========    ===========     ===========     ===========     ===========


CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF MARCH 31, 2001
------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                GUARANTOR        NONGUARANTOR                      CONSOLIDATED
                                                VENTURE        SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS        TOTAL
                                               -----------      -----------      -----------      -----------      -----------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents              $        --      $        99      $     2,069      $        --      $     2,168
        Accounts receivable, net                        --          152,912          139,593               --          292,505
        Inventories                                     --           69,337          126,772               --          196,109
        Investments                                   (317)              --            2,944               --            2,627
        Prepaid and other current assets                --            5,970           36,621               --           42,591
                                               -----------      -----------      -----------      -----------      -----------
                 Total current assets                 (317)         228,318          307,999               --          536,000

 Property, Plant and Equipment, Net                     --          191,668          342,131               --          533,799
 Goodwill, Net                                          --           47,778           67,038               --          114,816
 Intangible Assets, Net                                                  --            3,767                             3,767
 Other Assets                                       11,120          115,949           20,226               --          147,295
 Deferred Tax Asset                                     --           12,173           48,496               --           60,669
 Net Investment in and advances to (from)
    subsidiaries & affiliates                      923,139         (473,202)        (233,634)        (216,303)              --
                                               -----------      -----------      -----------      -----------      -----------
                                               $   933,942      $   122,684      $   556,023      $  (216,303)     $ 1,396,346
                                               ===========      ===========      ===========      ===========      ===========
Total Assets

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                       $        --      $    60,473      $   182,000      $        --      $   242,473
        Accrued interest                            18,057               --              209               --           18,266
        Accrued expenses                                --           11,503          101,146               --          112,649
        Current portion of long term debt           18,619               --            7,928               --           26,547
                                               -----------      -----------      -----------      -----------      -----------
                 Total current liabilities          36,676           71,976          291,283               --          399,935


Pension Liabilities & Other                             --            4,599           37,569               --           42,168
Deferred Tax Liabilities                                --           11,946           26,422               --           38,368
Long Term Debt                                     821,273            1,253           33,283               --          855,809
                                               -----------      -----------      -----------      -----------      -----------
        Total liabilities                          857,949           89,774          388,557               --        1,336,280

Commitments and Contingencies                           --               --               --               --               --

Member's Equity:
        Member's equity                             75,993           32,910          174,547         (216,303)          67,147
        Accumulated other comprehensive
         loss-cumulative translation
         adjustments                                    --               --           (7,081)              --           (7,081)
                                               -----------      -----------      -----------      -----------      -----------
Member's Equity                                     75,993           32,910          167,466         (216,303)          60,066
                                               -----------      -----------      -----------      -----------      -----------
Total Liabilities and Member's Equity          $   933,942      $   122,684      $   556,023      $  (216,303)     $ 1,396,346
                                               ===========      ===========      ===========      ===========      ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                           GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                              VENTURE     SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS       TOTAL
                                             ---------      ---------      ---------      ---------      ---------
NET SALES                                    $      --      $ 129,722      $ 357,295      $    (963)     $ 486,054
COST OF PRODUCT SOLD                                --        112,631        307,757           (963)       419,425
                                             ---------      ---------      ---------      ---------      ---------
     GROSS PROFIT                                   --         17,091         49,538             --         66,629

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                           --         11,284         16,958             --         28,242
                                             ---------      ---------      ---------      ---------      ---------
     INCOME FROM OPERATIONS                         --          5,807         32,580             --         38,387

INTEREST EXPENSE                                24,557             28          2,172             --         26,757
INTERCOMPANY INTEREST ALLOCATION               (23,286)         7,642         15,644             --             --
OTHER (INCOME) EXPENSE                          (4,847)        (5,747)        31,642             --         21,048
                                             ---------      ---------      ---------      ---------      ---------
     INCOME (LOSS) BEFORE TAXES                  3,576          3,884        (16,878)            --         (9,418)

TAX BENEFIT                                         --           (576)        (4,098)            --         (4,674)
MINORITY INTEREST                                   --             --            349             --            349
                                             ---------      ---------      ---------      ---------      ---------
     NET INCOME (LOSS) BEFORE CUMULATIVE
      EFFECT OF CHANGE IN
          ACCOUNTING PRINCIPLE                   3,576          4,460        (13,129)            --         (5,093)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                              (182)            --             --             --           (182)
                                             ---------      ---------      ---------      ---------      ---------
         NET INCOME (LOSS)                   $   3,394      $   4,460      $ (13,129)     $      --      $  (5,275)
                                             =========      =========      =========      =========      =========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                  GUARANTOR    NONGUARANTOR              CONSOLIDATED
                                                      VENTURE    SUBSIDIARIES  SUBSIDIARIES                 TOTAL
                                                     --------      --------      --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $  3,394      $  4,460      $(13,129)     $   --     $ (5,275)
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
         Depreciation and amortization                  1,271         9,690        12,293          --       23,254
         Unrealized (gain) loss on currency
          exchange                                     (3,395)       (8,325)       32,249          --       20,529
         Unrealized gain on investments                  (292)           --            --          --         (292)
         Loss from the disposal of fixed assets            --            --           229          --          229
         Change in accounts receivable                     --        (6,486)        7,053          --          567
         Change in inventories                             --          (872)       11,385          --       10,513
         Change in prepaid and other
            current assets                                 --          (356)        3,698          --        3,342
         Change in other assets                            --          (417)        4,410          --        3,993
         Change in accounts payable                        --        (8,298)       (6,878)         --      (15,176)
         Change in accrued expenses                     2,763         1,360        (8,504)         --       (4,381)
         Change in pension liabilities and other           --        (1,183)       (8,019)         --       (9,202)
         Change in deferred taxes                          --          (554)       (8,573)         --       (9,127)
                                                     --------      --------      --------      ------     --------
Net cash provided by (used in) operating
  activities                                            3,741       (10,981)       26,214          --       18,974

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                  --        (7,904)      (14,340)         --      (22,244)
     Net activity in investments in and advances
       to (from)subsidiaries and affiliates           (10,931)       10,900            31          --           --
     Proceeds from sale of fixed assets                    --            --            27          --           27
                                                     --------      --------      --------      ------     --------
     Net cash (used in) provided by
       investing activities                           (10,931)        2,996       (14,282)         --      (22,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
        agreement                                       7,670            --         1,824          --        9,494
     Principal payments on debt                        (3,875)         (249)           --          --       (4,124)
                                                     --------      --------      --------      ------     --------
     Net cash provided by (used in) financing
       activities                                       3,795          (249)        1,824          --        5,370

     Effect of exchange rate changes on cash and
       cash Equivalents                                 3,395         8,333       (12,628)         --         (900)

         NET INCREASE IN CASH                              --            99         1,128          --        1,227

CASH AT BEGINNING OF PERIOD                          $     --      $     --      $    941      $   --     $    941
                                                     --------      --------      --------      ------     --------
CASH AT END OF PERIOD                                $     --      $     99      $  2,069      $   --     $  2,168
                                                     ========      ========      ========      ======     ========



8. Adoption of New Accounting Standard Regarding Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and became effective for the Company on January 1, 2002. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The primary impact of SFAS No. 142 on the Company is that existing goodwill is no longer amortized beginning in 2002. Instead of amortization, goodwill is subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If a reporting unit's net book value is more than its fair value and the reporting unit's net book value of its goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess goodwill net book value. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement.

Based on December 31, 2001 goodwill balances, the Company will report lower amortization of goodwill and higher operating profit of approximately $4.4 million for the full 2002 fiscal year compared to the full 2001 fiscal year. As of March 31, 2002, the Company is in the process of completing the second step for goodwill in order to determine if an impairment will be recorded.

Prior to the adoption of SFAS No. 142, the Company had $106.1 million of goodwill acquired that was amortized on a straight-line basis over 30 years. Had the Company accounted for goodwill in accordance with SFAS No. 142 in fiscal year 2001, net income for the three months ended March 31, 2002 and March 31, 2001 would have been as follows:


                                                        2002         2001
                                                        ----        -----
              Reported net income (loss)                $ 9.2       $(5.3)
              Add back: Goodwill amortization                         1.1
                                                        -----       -----
              Adjusted net income                       $ 9.2       $(4.2)
                                                        =====       =====

The changes in the net carrying amounts of goodwill by segment for the three months ended March 31, 2002 are as follows:

                                                     Total
                                                   --------
Balance as of December 31, 2001                    $106,068
Effect of exchange rate change on
Foreign goodwill                                        687
                                                   --------
Balance as of March 31, 2002                       $106,755
                                                   --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                      2002        2001
                                                                                     ------------------
Net sales                                                                            100.0%       100.0%
Cost of products sold                                                                 85.3         86.3
                                                                                     -----        -----
Gross profit                                                                          14.7         13.7
Selling, general and administrative expense                                            6.8          5.8
                                                                                     -----        -----
Income from operations                                                                 7.9          7.9
Interest expense                                                                       4.6          5.5
Other expense                                                                          0.2          4.3
                                                                                     -----        -----
Income (loss) before taxes                                                             3.1         (1.9)
Tax provision (benefit)                                                                1.1         (1.0)
Minority interest                                                                      0.0          0.1
                                                                                     -----        -----
Net income (loss)  before  cumulative  effect of change in
accounting principle                                                                   2.0         (1.0)
Cumulative effect of change in accounting principle                                     --         (0.1)
                                                                                     -----        -----
Net  income (loss)                                                                     2.0%        (1.1)%
                                                                                     =====        =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET SALES. Net sales for the first quarter of 2002 decreased $23.9 million, or 4.9%, from the first quarter of 2001. Internationally, net sales decreased 11.5% or $41.0 million from $356.5 million to $315.5 million due to lower production volumes and tooling sales offset by the increase sales of approximately $20 million associated with the new Mitiras business acquired in the fourth quarter of 2001. Approximately $19 million of the $41 million decrease was due to the devaluation of the Euro during the first quarter of 2002 compared to the first quarter of 2001. Domestically, net sales increased 12.3% or $16.1 million from $130.5 million to $146.6 million generally due to increased production volume and the inclusion of full quarter sales for programs that were ramping up in 2001.

GROSS PROFIT. Gross profit for the first quarter of 2002 increased $1.5 million to $68.1 million, compared to $66.6 million for the first quarter of 2001. As a percentage of net sales, gross profit increased to 14.7% for 2002 compared with 13.7% for 2001. Internationally, gross profit decreased $4.5 million from $49.5 million to $45.0 million, or 9.1%. The decrease in international gross profit is due primarily to the lower sales volumes offset by lower operating costs due to reduced headcount and productivity gains. Included in the international gross profit is approximately $0.9 million recorded from a related party for engineering services and tooling. As a percentage of net sales, international gross profit was 14.3% in 2002 compared with 13.9% in 2001 or an increase of 0.4%. Domestic gross profit increased 35.1% from $17.1 million to $23.1 million, an increase of $6.0 million as a result of higher sales volumes. As a percentage of net sales, domestic gross profit was 15.5% in 2002 as compared to 13.1% in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first quarter of 2002 increased $3.2 million, or 11.4%, to $31.4 million, compared to $28.2 million 2001. As a percentage of net sales, selling, general and administrative expense increased to 6.8% for the first quarter of 2002 as compared to 5.8% for the first quarter of 2001. Internationally, the increase was 49.1%, or $8.3 million, from $16.9 million to $25.2 million. Domestically, there was decrease of 45.1%, or $5.1 million, from $11.3 million to $6.2 million. Approximately $6 million of the international increase and domestic decrease was due to internal reallocation of expenses. Otherwise, the increase in selling, general and administrative expense internationally was associated with the new Mitiras business acquired in the fourth quarter of 2001, described above under "Net Sales." The overall domestic decrease in selling, general and administrative expense was partially offset by an increase due to increased sales. These increases were offset by a reduction in goodwill amortization of $1.1 million due to the adoption of SFAS 142 as compared to the first quarter of fiscal year 2001. See Note 8 of "Notes to Consolidated Financial Statements (unaudited)."

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first quarter of 2002 decreased $1.7 million, or 4.4%, to $36.7 million, compared to income of $38.4 million for the first quarter of 2001. As a percentage of net sales, income from operations remained at 7.9% for the first quarter of 2002 as it was for the first quarter of 2001.

INTEREST EXPENSE. Interest expense for the first quarter of 2002 decreased $5.5 million, or 20.6 %, to $21.2 million as compared to $26.7 million in 2001, primarily due to decreased interest rates offset by higher average borrowings. Of the total interest expense for the first quarters of 2002 and 2001, $1.3 million each quarter was a noncash amortization from the termination of interest rate swaps.

OTHER EXPENSE. Other expense for the first quarter of 2002 is primarily unrealized currency exchange losses of $2.8 million offset by $0.8 million of realized currency exchange gains. In the first quarter of 2001 other expense was comprised of $20.0 million of unrealized currency exchange losses.

INCOME TAX PROVISION (BENEFIT) The income tax provision for the first quarter of 2002 was $5.0 million compared with a tax benefit of $4.7 million in 2001 or an increase in tax expense of $9.7 million. This increase in tax is generally associated with foreign currency losses that were incurred in the first quarter of 2001, which did not reoccur during the same period in 2002.

NET INCOME (LOSS). Due to the foregoing, the net income for the first quarter of 2002 was $9.2 million compared to net loss of $5.3 million for the first quarter of 2001, or an increase in net income of $14.5 million. For the first quarter of 2001, excluding the after tax effect of the unrealized currency exchange losses of $12.6 million, the Company would have had net income of $7.3 million.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Our consolidated working capital was $125.5 million at March 31, 2002, compared to $136.1 million at March 31, 2001, a decrease of $10.6 million. Our working capital ratio decreased to 1.26x at March 31, 2002 from 1.34x at March 31, 2001. The decrease is primarily due to the increase in the current portion of long term debt of $20.8 million that was offset by a net increase in the other components of working capital in the amount of $10.3 million. The other components in net working capital increased due to growth in accounts receivable and inventory which exceed the increase in accounts payable and accrued expenses. Net cash provided by operating activities was $40.5 million for the quarter ended March 31, 2002 compared to $18.9 million for the quarter ended March 31, 2001. The increase in cash provided by operations is due primarily to increased current liabilities, deferred payments to vendors, and a smaller increase in current assets.

Capital expenditures were $19.9 million for the three months ended March 31, 2002 compared to $22.2 million for the same period in 2001. We continue to upgrade machinery and equipment and paint lines at all facilities to handle expected increased sales volumes and to provide a general reconditioning of equipment.

In the ordinary course of business, we seek additional business with existing and new customers. We continue to compete for the right to supply new components which could be material to us and require substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, we have no formal commitments with respect to any such material business. Assuming a constant currency relative to the U.S. dollar, we expect increasing sales over the next several years but only a slight increase in 2002. This is, however, subject to certain expectations for product demand and currency movements; thus we can give no assurance that increased sales expectations will be achieved. Our volume assumptions are based upon information we obtain from our customers. We are generally assuming currencies will uniformly strengthen or weaken relative to the U.S. dollar consistent with current levels. In later years, we may be required to replace or update some of our paint lines to handle expected volumes. This decision will be made late in the 2002 fiscal year and would be reflected in 2003 fiscal year expenditures. Our expectations as to future sales is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. Such expectations are subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."

Our senior credit facility provides for borrowings of (1) up to $175.0 million under a revolving credit facility, which, in addition to those matters described below, is used for working capital and general corporate purposes; (2) $75.0 million under a five year term loan A; and (3) $200.0 million under a six year term loan B. The credit facility also originally provided for a $125.0 million 18 month interim term loan which was repaid in full in November of 2000. The senior credit facility was amended in 2000 to extend the date by which we were required to issue $125 million principal amount of securities that rank pari passu in right of payment with, or junior to, our 12% senior subordinated notes due 2009, described below, to March 31, 2002. On March 29, 2002, the senior credit facility was amended to further extend the deadline for this requirement to June 30, 2003.

Net cash used in financing activities was $16.3 million for the three months ended March 31, 2002 compared to net cash provide by financing activities of $5.4 million for the same period in 2001. This fluctuation is due to net repayments on the Company's various loan obligations for the first quarter of 2002 compared to net borrowing for the same period in 2001.

The revolving credit facility permits us to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letters of credit issued against the credit agreement. At March 31, 2002, we had $129.7 million outstanding and could have borrowed an additional $41.3 million under the revolving credit facility. We also rely on the non recourse sale of certain European automotive company receivables to fund our operations. The credit agreement and documents governing our 9 1/2% senior notes due 2005, 11% senior notes due 2007 and 12% senior subordinated notes due 2009 contain various covenants. As part of the March 29, 2002 amendment to the credit agreement, an additional restrictive covenant was added that limits our net related party receivables to $65.0 million and requires further reductions over the next several years to a maximum of $35 million by December 31, 2003 and any time thereafter. At December 31, 2002, the net related party receivables balance must not exceed $55 million. As of March 31, 2002, the Company was in compliance with all such covenants.

Ours interest rates under the credit agreement are based on the London Interbank Offer Rate ("LIBOR"), or an Alternate Base Rate ("ABR"), which is the larger of the bank's corporate base rate of interest announced from time-to-time or the federal funds rate plus 1/2% per annum, and, in the case of non-dollar denominated loans, a Euro currency reference rate. Interest rates are determined by reference to the relevant interest rate option, plus an Applicable Margin (as defined) based on our Consolidated Ratio of Total Debt to EBITDA. Obligations under the credit agreement are jointly and severally guaranteed by our domestic subsidiaries and are secured by first priority security interests in substantially all of our assets and our domestic subsidiaries

We currently have no hedging agreements in place. Consequently, our ability to service our various debt obligations may be effected by our exposure to fluctuations in various foreign currencies relative to the U.S. dollar, as well as fluctuations in interest rates. (See "Item 3. Quantitative and Qualitative Disclosures about Market Risk"). We are attempting to address this concern and are focusing on correcting or limiting this exposure as we seek new financing in the future.

Venture Holdings Trust (the "Trust") is the sole member of Venture. We have entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of our's have been made available to certain of these entities for services such as design, model and tool building. Since the Trust is our sole member the terms of these transactions are not the result of arms'-length bargaining; however, we believe that such transactions are on terms no less favorable to us than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons. Some, but not all, of these transactions have been reviewed by a Fairness Committee as required by various loan agreements. Those not reviewed have been exempted from the Fairness Committee approvals because they were in existence prior to entering into the loan agreements

We provide or arrange for others to provide certain related parties with various administrative and professional services, including employee group insurance and benefit coverage, property and other insurance, financial and cash management and administrative services such as data processing. The related parties are charged fees and premiums for these services. Administrative services were allocated to the entity for which they were incurred and certain entities were charged a management fee. In connection with the above cash management services, we pay the administrative and operating expenses on behalf of certain related parties and charge them for the amounts paid which results in receivables from these related parties.


These related party transactions result in the following accounts receivable balances in the Company's consolidated balance sheets (in thousands):

                           MARCH 31,  DECEMBER 31,  MARCH 31,
                             2002         2001        2001
                           --------     --------     --------
Amounts receivable         $ 66,147     $ 57,742     $113,563

Amounts payable              19,074       16,047       22,331
                           --------     --------     --------
Net amounts receivable     $ 47,073     $ 41,695     $ 91,232
                           ========     ========     ========


The increase in related party receivables is primarily due to increased sales to related parties offset by a smaller growth in accounts payable due to the timing of payments on certain rentals.

These related party transactions also resulted in the following asset balances in our consolidated balance sheets (in thousands):


                                              MARCH 31, DECEMBER 31,  MARCH 31,
                                                2002       2001         2001
                                             ----------  ---------     -------
Prepaid Assets                                $23,900     $23,900      $

Tooling progress payment in inventory          41,239      47,400        9,900

Deposits, Net of impairment charge of $14
  million at December 31, 2001                 12,000      12,000       26,000



We believe that our existing cash balances, operating cash flow, borrowings under our revolving credit facility and other short term arrangements, such as factoring in certain foreign jurisdictions, will be sufficient to fund working capital needs, and normal capital expenditures required for the operation of our existing business through the end of 2003. However, prior to June 30, 2002 we must address the need to issue $125 million of new debt as required under the current credit agreement as outlined above and seek to address our currency exposure related to the existing financing structure. To assist our working capital needs and as part of the March 29, 2002 amendment to the credit agreement, we requested an additional $50 million of borrowings under the credit agreement. This will be accomplished by adding a Term loan C to the existing facility. This transaction will require that 50% of the net proceeds of Term loan C be used to prepay Term loans A and B equally and we will receive a pro rata reduction in future principal payments over the remaining term of the loans. The remaining 50% of Term loan C will be used for general corporate purposes. We expect to close on a portion of the loan prior to May 21, 2002. We have been informed by the agent for the credit agreement lenders that, as of the commitment deadline of May 10, 2002, they had received commitments from the lenders for participation in Term loan C substantially in excess of $50 million. We are now discussing with the credit agreement lenders a fourth amendment to the credit agreement to increase the Term loan C by an additional $50 million for a total of $100 million. As presently being discussed, 40% of the net proceeds of this additional $50 million Term loan C will again be used to prepay Term loans A and B equally and we would receive a pro rata reduction in future principal payments over the remaining term of the loans. The remaining 60% or $30 million of additional Term loan C would be used for general corporate purposes. In addition, we are seeking approval to close approximately $40 million of this additional loan in euros to assist us in hedging. We cannot provide any assurance at this time that we will enter into a fourth amendment to the credit agreement under the terms outlined above, or any other terms. If approved we expect to close on this additional $50 million prior to the end of May 2002. Our discussion of the terms of a fourth amendment to the credit agreement and closing date of Term loan C is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. Such discussion is subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."

INDUSTRY TRENDS

As a result of higher production volumes for our North American customers in the first quarter of 2002, as compared to the same period in 2001, our domestic net sales increased 12.3% during the first quarter of 2002. In light of the current market conditions, higher industry volumes and other factors, orders from our North American customers in 2002 are forecasted to be higher than the levels in 2001. In response to these market factors, we continue to reassess staffing levels and other contractual relationships to control and reduce costs. European sales in the second quarter of 2002 should approximate the level of the first quarter of 2002 based upon orders received to date. However, we expect this to be only temporary and average daily European sales should be increasing throughout the remainder of the year. Overall we expect sales in fiscal year 2002 to be only slightly above the level of 2001. As is customary in our industry, we continue to experience substantial and continuing pressure from our customers to reduce costs and assume greater responsibility for the design and engineering of our products. In addition, certain or our customers impose annual selling price reductions on products we supply. We continue to address these issues and we believe these factors will continue to affect our operations. Our discussion of industry trends and expected sales is a "forward looking statement" within the meaning of the Securities Exchange Act of 1934, as amended. Such discussion is subject to a number of uncertainties described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor Statement."

NEW ACCOUNTING STANDARD

In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As a result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, we recorded a ($0.2) million cumulative effect of a change in accounting principle.

In July 2001, the FASB issued Statement No. 141, "Business Combinations." This Statement replaces Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Under this Statement, all business combinations initiated after June 30, 2001 are accounted for using only the purchase method. We adopted this statement and it had no material impact on our results of operations or financial position.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets", which establishes new standards for goodwill acquired in business combinations. Beginning January 1, 2002, we no longer amortize goodwill, but will periodically evaluate it for impairment. We amortized $4.4 million of goodwill in the year ended December 31, 2001. We are in the process of completing our transitional goodwill impairment testing which may result in an impairment of goodwill.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of adopting this Statement. We do not expect a material impact on our results of operations or financial position at the date of adoption of this statement.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. This Statement creates an accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. Statement No. 144 is effective for fiscal years beginning December 15, 2001. On January 1, 2002, we adopted this Statement and it has had no material impact on our results of operations or financial position

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements found in Item 8 of our 2001 Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by us in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty. These judgements are based on our historical experience, terms of existing contracts, our observations of trends in the industry, information provided by customers and information available from other sources, as appropriate. Our significant accounting policies include:
1) revenue recognition in reporting the transactions and agreements with our customers and our contractual rights under such agreements all of which are effected by the normal course of business between the parties and 2) Allowance for doubtful accounts and our recording of such provisions given the relationship and dealings we have with our customers and our rights and obligations under these customer contracts.

* * * * * * *
SAFE HARBOR STATEMENT
The foregoing discussion in MD&A includes a number of "forward looking" statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local political, economic and market conditions; incremental costs, slowed automobile production or other effects that may occur as a result of the September 2001 terrorist attacks on the World Trade Center and the Pentagon or reactions thereto by us or our suppliers and customers; possible future terrorist attacks; demographic changes; the size and growth of the automobile market or the plastic automobile component market; our ability to sustain, manage or forecast our growth; the size, timing and mix of purchases of our products; our ability to realize savings from our focus on reducing and controlling costs; our ability to realize the benefits of general tax reduction plans; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against us; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; unfavorable currency exchange rates relative to the U.S. dollar; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; control and the level of affiliated transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. A discussion of our accounting policies for derivative financial instruments can be found in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of the Company's 2001 Annual Report on Form 10-K.

FOREIGN CURRENCY EXCHANGE RATE RISK. We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. Our most significant foreign currency exposures relate to Germany, Spain, France, the Czech Republic, United Kingdom, Mexico, Brazil and Canada.

A portion of our assets are based in our foreign operations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member's equity. Accordingly, our consolidated member's equity will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency. A hypothetical 10% change in foreign currency exchange rates would result in an approximate $31.8 million change in earnings. The model assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets, liabilities and earnings denominated in a foreign currency.

INTEREST RATE RISK. We have exposure to interest rate risk on a portion of our debt obligations. A one percent change in interest rates on floating rate debt would result in approximately $0.9 million change in earnings.

PART II - OTHER INFORMATION

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                             (a) Exhibits. A list of the exhibits required to be filed as part of this Form 10-Q is included under the heading "Exhibit Index" in this Form 10-Q and incorporated herein by reference.

                             (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                VENTURE HOLDINGS COMPANY LLC,
                                                VEMCO, INC., VENTURE INDUSTRIES
                                                CORPORATION, VENTURE MOLD &
                                                ENGINEERING CORPORATION, VENTURE
                                                LEASING COMPANY, VEMCO LEASING,
                                                INC., VENTURE HOLDINGS
                                                CORPORATION, VENTURE SERVICE
                                                COMPANY, EXPERIENCE MANAGEMENT
                                                LLC, VENTURE EUROPE, INC., AND
                                                VENTURE EU CORPORATION

    Date:  May 15, 2002                 /s/ Michael Alexander
                                       -----------------------
                                        Michael Alexander
                                          Chief Financial Officer


                                        Signing on behalf of each registrant and as principal financial officer of each registrant.




    Exhibit Index

    Exhibit No.            Description

       10.1 Third Amendment dated March 29, 2002, to the Credit Agreement filed as Exhibit 10.1.3 to Venture's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-82617), and incorporated herein by reference.